Form 10QSB
period 2007-03-31
Lee Fine Arts, Inc.
filed 2007-05-14
CIK 1395201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION FROM _____________ TO ______________.

                       COMMISSION FILE NUMBER: 000-52564


                               LEE FINE ARTS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

          NEVADA                                                 51-0588752
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          4274 Pondhill Court
         San Diego, California                                     92505
(Address of principal executive offices)                         (Zip code)

                    Issuer's telephone number: (951) 341-5977

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

     At March 31, 2007, there were outstanding 2,300,000 shares of the Registrant's Common Stock, no par value.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                   LEE FINE ARTS, INC.

ITEM 1. FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

   Balance Sheets                                                          3

   Statements of Operations                                                4

   Statements of Stockholders' Equity                                      5

   Statements of Cash Flows                                                6

   Notes to Financial Statements                                           7

                               LEE FINE ARTS, INC.

                                 BALANCE SHEETS
                                   (unaudited)

                                                                    As of              As of
                                                                   Mar. 31,           Dec. 31,
                                                                     2007               2006
                                                                   --------           --------
                                     ASSETS

Current Assets
  Cash                                                             $  4,265           $  9,265
  Inventory                                                           1,600              1,600
                                                                   --------           --------
Total Current Assets                                                  4,865             10,865

Reproduction Rights to Paintings                                      1,000              1,000
                                                                   --------           --------
Total Other Assets                                                    1,000              1,000
                                                                   --------           --------
TOTAL ASSETS                                                       $  5,865           $ 11,865

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

TOTAL LIABILITIES                                                  $     --           $     --

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.001 par value:
   10,000,000 shares authorized, 0 outstanding
  Common stock, $0.001 par value:
   50,000,000 shares authorized,
   2,300,000 shares issued and outstanding
   as of 3/31/2007 and 12/31/2006                                     2,300              2,300
  Paid-in Capital                                                    10,300             10,300
  Deficit                                                            (5,735)              (735)
                                                                   --------           --------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                  5,865             11,865
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  5,865           $ 11,865
                                                                   ========           ========

                        See Notes to Financial Statements

                               LEE FINE ARTS, INC.

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                     Three Months Ended March 31,            Years Ended December 31,
                                   -------------------------------       -------------------------------
                                      2007                 2006             2006                 2005
                                   ----------           ----------       ----------           ----------
REVENUE                            $       --           $       --       $       --           $       --
                                   ----------           ----------       ----------           ----------
Total Revenue                              --                   --               --                   --

EXPENSES
  Professional Expense                  5,000                   --              700                   --
  General & Admin Exps                     --                   --               35                   --
                                   ----------           ----------       ----------           ----------
Operating Expense                       5,000                   --              735                   --
                                   ----------           ----------       ----------           ----------

OPERATING INCOME (LOSS)                (5,000)                  --             (735)                  --

OTHER INCOME (EXPENSE)                     --                   --               --                   --

Current Income Tax                         --                   --               --                   --
Income Tax Benefit                         --                   --               --                   --
                                   ----------           ----------       ----------           ----------

NET INCOME (LOSS)                  $   (5,000)          $       --       $     (735)          $       --
                                   ==========           ==========       ==========           ==========
Basic and diluted earning
 (Loss) per Share                      (0.002)                  --           (0.004)                  --
                                   ----------           ----------       ----------           ----------
Weighted average number
 of  common shares
 outstanding                        2,300,000               10,000          166,849               10,000

                        See Notes to Financial Statements

                               LEE FINE ARTS, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                         Common Stock          Preferred Stock
                                     ------------------      ------------------     Retained      Total
                                     Shares      Amount      Shares      Amount     earnings      Equity
                                     ------      ------      ------      ------     --------      ------
Balance at Dec. 31, 2004              10,000     $    10            0     $    0     $     0     $     10
                                  ----------     -------    ---------     ------     -------     --------
Net income for year
 Ended Dec. 31, 2005                                                                       0           10
                                  ----------     -------    ---------     ------     -------     --------
Balance at Dec. 31, 2005              10,000          10            0          0           0           10
                                  ----------     -------    ---------     ------     -------     --------
Common stock issued for
 inventory & rights                2,000,000       2,400                                            2,400

Common stock issued
 to shareholders of
 former parent                        25,000          25                                               25

Common stock issued
 to creditors of
 former parent                       175,000         175                                              175

Cancellation of
 common stock                        (10,000)        (10)                                             (10)

Preferred stock issued
 for services                                                 100,000        100

Conversion of preferred
 stock to common stock               100,000      10,000     (100,000)      (100)                  10,000

Net loss for year
Ended Dec. 31, 2006                                                                     (735)        (735)
                                  ----------     -------    ---------     ------     -------     --------
Balance, Dec. 31, 2006             2,300,000      12,600            0          0        (735)     (11,855)
                                  ----------     -------    ---------     ------     -------     --------
Net loss for quarter
Ended Mar. 31, 2007                                                                   (5,000)      (5,000)
                                  ----------     -------    ---------     ------     -------     --------

Balance, Mar. 31, 2007             2,300,000    $12,600    $       0     $    0      $(5,735)    $ (6,855)
                                  ==========    =======    =========     ======      =======     ========

                        See Notes to Financial Statements

                               LEE FINE ARTS, INC.
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                     Three Months Ended  March 31,        Years Ended Dec. 31,
                                                     -----------------------------    ---------------------------
                                                       2007               2006          2006               2005
                                                     --------           --------      --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                  $ (5,000)          $     --      $   (735)          $     --
                                                     --------           --------      --------           --------
  Adjustments to reconcile net income
   (loss) to net cash (used in) operations

  Changes in operating assets
   and liabilities                                         --                 --            --                 --
                                                     --------           --------      --------           --------
NET CASH PROVIDED BY (USED IN) OPERATIONS              (5,000)                --          (735)                --

CASH FLOWS FROM INVESTING ACTIVITIES                       --                 --            --                 --
                                                     --------           --------      --------           --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                  --                 --            --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issuance                                    --                 --        10,000                 --
                                                     --------           --------      --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  --                 --        10,000                 --
                                                     --------           --------      --------           --------
NET INCREASE (DECREASE)                                (5,000)                --         9,265                 --
                                                     --------           --------      --------           --------
CASH BEGINNING OF PERIOD                                9,265                 --            --                 --
                                                     --------           --------      --------           --------
CASH END OF PERIOD                                   $  4,265           $     --      $  9,265           $     --
                                                     ========           ========      ========           ========

Supplemental Disclosures of Cash Flow Information
  Interest paid                                      $     --           $     --      $     --           $     --
                                                     --------           --------      --------           --------
  Income taxes paid                                  $     --           $     --      $     --           $     --
                                                     --------           --------      --------           --------


                        See Notes to Financial Statements

                               LEE FINE ARTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
             March 31, 2007 and 2006 and December 31, 2006 and 2005


NOTE 1. NATURE OF BUSINESS

Lee Fine Arts, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Nevada on December 8, 1998 under the name Composite Solutions, Inc. The name was changed to Lee Fine Arts, Inc. by an amendment to the articles of incorporation filed on April 28, 2006. From inception until October 2004 the company was involved in providing consulting services on the use of high technology products and processes to the construction industry.

As a result of the Chapter 11 bankruptcy of the Company's parent, the Company entered a new business on December 4, 2006. On that date the Company acquired an inventory of lithographs and the reproduction rights to the paintings of Elfred Lee. Management believes the Company lacks the resources to effectively market these lithographs and is therefore engaged in a search for a merger or acquisition partner with the resources to market these artworks.

NOTE 2. BACKGROUND OF THE COMPANY

The Company was originally established as a wholly owned subsidiary of Composite Solutions, Inc. ("Composite Parent"), a company which at the time was a publicly traded Florida corporation engaged in the business of developing and integrating high technology products and processes for sale to the construction industry.

On October 1, 2004 Composite Parent became insolvent and both Composite Parent and its subsidiary, the Company, ceased all operations. On October 11, 2004, Composite Parent filed a voluntary petition for bankruptcy under Chapter 7. The case was voluntarily dismissed on November 18, 2004, and on May 5, 2005 Composite Parent filed a voluntary petition for bankruptcy under Chapter 11. The Company was not party to these actions.

Pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court on December 4, 2006, the Company was spun off from Composite Parent, appointed new management, and acquired the inventory of lithographs. These actions were completed on December 4, 2006.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective February 1997.

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

                               LEE FINE ARTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
             March 31, 2007 and 2006 and December 31, 2006 and 2005


C. ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

D. CASH AND CASH EQUIVALENT

For the Balance Sheet and Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.

E. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of businesses acquired over the fair value of the identifiable net assets at the date of acquisition. Goodwill and intangible assets acquired in a purchase or business combination and determined to have indefinite useful lives are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate, the carrying amount may be impaired per Statement of Financial Accounting Standards, No.142 ("SFAS 142"), "Goodwill and Other Intangible Assets". An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value is determined using a discounted cash flow analysis. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

F. REVENUE RECOGNITION

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue.

The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience.

G. STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must

                               LEE FINE ARTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
             March 31, 2007 and 2006 and December 31, 2006 and 2005

pay to acquire the stock. The Company has elected to account for employee stock options using the intrinsic value method under APB 25. By making that election, the Company is required by SFAS 123 to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.

H. INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

I. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS--AN INTERPRETATION OF FASB STATEMENT NO. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB NO. 20 AND FASB STATEMENT NO. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "ACCOUNTING CHANGES," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). The provisions of SFAS No. 155 will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. SFAS No. 155 amends FASB SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets". This Statement: a) permits fair value

                               LEE FINE ARTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
             March 31, 2007 and 2006 and December 31, 2006 and 2005


remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No.133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends SFAS No.140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company is currently evaluating the impact of adopting SFAS No. 155.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS No. 156"). An entity shall adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date that an entity adopts the requirements of this Statement. SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: a) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations, b) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, c) permits an entity to choose between two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, d) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, and e) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is currently evaluating the impact of adopting SFAS No. 156.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN No. 48 will be effective for the Company beginning in the March 2007 quarter, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157.

                               LEE FINE ARTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
             March 31, 2007 and 2006 and December 31, 2006 and 2005


In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 provides different effective dates for the recognition and related disclosure provisions and for the required change to a fiscal year-end measurement date. Also, the effective date of the recognition and disclosure provisions differs for an employer that is an issuer of publicly traded equity securities from one that is not. For purposes of this Statement, an employer is deemed to have publicly traded equity securities if any of the following conditions is met: a) the employer has issued equity securities that trade in a public market, which may be either a stock exchange (domestic or foreign) or an over-the-counter market, including securities quoted only locally or regionally,
b) the employer has made a filing with a regulatory agency in preparation for the sale of any class of equity securities in a public market, or c) the employer is controlled by an entity covered by (a) or (b). An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. Application as of the end of an earlier fiscal year is encouraged; however, early application shall be for all of an employer's benefit plans. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position (paragraphs 5, 6, and 9) shall be effective for fiscal years ending after December 15, 2008, and shall not be applied retrospectively. Earlier application is encouraged; however, early application shall be for all of an employer's benefit plans. An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan (paragraph 4) and the disclosure requirements (paragraph 7) as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SFAS No. 158.

NOTE 4. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the company.

Management plans to seek a merger or acquisition target with adequate funds to support operations. Management has yet to identify a merger or acquisition target, and there is no guarantee that the Company will be able to identify such a target business in the future.

NOTE 5. STOCKHOLDERS' EQUITY

A. COMMON STOCK

The authorized common stock of the Company consists of 50,000,000 shares with $0.001 par value. As of December 31, 2006, there were a total of 2,300,000 common shares issued and outstanding.

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance

                               LEE FINE ARTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
             March 31, 2007 and 2006 and December 31, 2006 and 2005


are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable

The following stock issuances took place pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court:

On December 4, 2006, the Company acquired the reproduction rights to the paintings of Elfred Lee as well as an inventory of his lithography in exchange for 2,000,000 common shares valued at $ 2,600 or $ .0013 per share.

Also on December 4, 2006, all creditors of Composite Parent (the former parent company) received their pro rata share of a pool of 175,000 shares of common stock in the Company and the old shareholders of Composite Parent received their pro rata share of a pool of 25,000 shares of common stock in the Company.

Also on December 4, 2006, 100,000 preferred shares in the Company were converted to 100,000 common shares, by payment of a conversion price of $10,000 or $.10 per share.

Also on December 4, 2006 and pursuant to the bankruptcy court order, the Company cancelled the 10,000 common shares which were still outstanding after the above described distributions.

As a result of these issuances there were 2,300,000 common shares issued and outstanding on December 31, 2006 and also on March 31, 2007.

B. PREFERRED STOCK

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001 per share.

On December 4, 2006, the Company issued 100,000 shares of preferred stock which was converted into 100,000 shares of common stock on December 4, 2006. The preferred shares had been awarded by the Court as a "success fee" upon confirmation of the Plan of Reorganization.

NOTE 6. INCOME TAXES

The Company provided current or deferred U.S. federal income tax provision or benefit. The Company also provided a valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that the Company will not fully earn income sufficient to realize the deferred tax assets during the carryforward period.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such

                               LEE FINE ARTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
             March 31, 2007 and 2006 and December 31, 2006 and 2005


persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 9.  SUBSEQUENT EVENTS

There is no subsequent event to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this report.

     Lee Fine Arts, Inc. (the "Company") was incorporated on December 8, 1998 under the laws of the State of Nevada and under the name of Composite Solutions, Inc. The Company provided consulting services on the use of high technology products and processes to the construction industry in general and to the earthquake retrofit industry in particular. The Company was a wholly owned subsidiary of Composite Solutions, Inc. ("Composite Parent"), a company which at the time was a publicly traded Florida corporation engaged in the business of developing and integrating high technology products and processes for sale to the construction industry. The Company amended its Articles of Incorporation to change its name to the current name, Lee Fine Arts, Inc., on April 28, 2006.

     On October 1, 2004 the Company's parent, Composite Solutions, Inc., became insolvent and both Composite and its subsidiary, the Issuer, ceased all operations. On October 11, 2004 Composite filed a voluntary petition for bankruptcy under Chapter 7. The case was voluntarily dismissed on November 18, 2004, and on May 5, 2005 Composite filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of California in San Diego (Case No. 05-04045).

     On December 4, 2006 the Court confirmed the Plan of Reorganization proposed by Composite. Pursuant to the Plan, as confirmed by the Bankruptcy Court, all creditors of Composite were paid their pro rata share of a pool of cash and their pro rata share of a pool of shares of common stock in Composite.

     Also pursuant to the Plan, as confirmed by the Bankruptcy Court, the Issuer was "spun off." All creditors of Composite Parent received their pro rata share of a pool of 175,000 shares of common stock in Lee Fine Arts, Inc., while all old shareholders of Composite Parent received their pro rata share of a pool of 25,000 shares of common stock in Lee Fine Arts, Inc. The shares were issued pursuant to section 1145 of the Bankruptcy code and are exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of securities. As a result of these issuances, Composite Parent no longer held any shares in the Company.

     Also pursuant to the Plan as confirmed by the Bankruptcy Court, Lee Fine Arts, Inc. acquired an inventory of fine art lithographs and the exclusive right to reproduce the original paintings of Elfred Lee, a noted artist. The inventory and reproduction rights are the Company's only assets apart from $4,265 in cash. Development of an efficient art sales organization can be a costly process and the art industry is highly competitive. Management has concluded that the Company does not have the resources to complete in this market.

     Therefore, as of the date hereof, the Company can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets. As a shell company, our purpose at this time, described more fully below, is to negotiate and consummate a licensing agreement or a merger or an acquisition with a larger entity which will bring greater value to our shareholders. We hope to consummate this business combination with an entity engaged in a related business and thus capable of utilizing the rights and inventory currently owned by the Company, however we will not limit our search for a business combination target to only businesses engaged in the sale of lithography.

FINANCIAL CONDITION.

     Our auditor's going concern opinion for prior years ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses.

LIQUIDITY AND OPERATIONAL RESULTS.

     The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

     We are dependent upon our officers to meet any de minimis costs that may occur. Our two officers and directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

LIQUIDITY.

     As of March 31, 2007, we had assets of $6,865 consisting of our inventory (valued at $1,600), our rights (valued at $1,000), and cash of $4,265. As of March 31, 2007 we had no liabilities. As of December 31, 2006, our last year end, we had cash of $9,265.

     We had no revenues during 2005 or 2006 and we had no revenues for the quarter ended March 31, 2007, and we have no prospect of significant revenues unless we complete a merger or acquisition with a revenue producing entity, of which there can be no assurance. We had a loss for the year ended December 31, 2006 of $735 and a loss for the quarter ended March 31, 2007 of $5,000, and we have the prospect of continued losses unless we complete a merger or acquisition with a profitable entity, of which there can be no assurance.

ACCOUNTING FOR A BUSINESS COMBINATION.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SGAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

     We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded.

For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has not considered nor conducted any research concerning qualitative and quantitative market risk.

ITEM 4. EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

     Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer have determined that the our current disclosure controls and procedures are effective.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

     None

ITEM 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

AUDIT COMMITTEE.

     Our board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

CODE OF ETHICS.

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we have a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter covered by this report.

     The following exhibits are filed with this report:

     31.1 Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.

     31.2 Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.

     32.1 Section 1350 Certification - Chief Executive Officer.

     32.2 Section 1350 Certification - Chief Financial Officer.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2007                 LEE FINE ARTS, INC.


                                   By: /s/ Elfred Lee
                                       ---------------------------------
                                       Elfred Lee
                                       President and Director


                                   By: /s/ Martha Lee
                                       ---------------------------------
                                       Martha Lee
                                       Secretary, Treasurer and Director