Form 10QSB
period 2007-06-30
Lee Fine Arts, Inc.
filed 2007-08-13
CIK 1395201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                                            OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

     At June 30, 2007, there were outstanding 2,300,000 shares of the Registrant's Common Stock, $0.001 par value.

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

                               LEE FINE ARTS, INC.

                                 BALANCE SHEETS
                                   (unaudited)

                                                         As of              As of
                                                     June 30, 2007       Dec. 31, 2006
                                                     -------------       -------------
ASSETS

Current Assets
  Cash                                                  $  3,765           $  9,265
  Inventory                                                1,600              1,600
                                                        --------           --------
Total Current Assets                                    $  5,365             10,865

Reproduction Rights to Paintings                           1,000              1,000
                                                        --------           --------
Total Other Assets                                         1,000              1,000
                                                        --------           --------
TOTAL ASSETS                                            $  6,365           $ 11,865

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

            TOTAL LIABILITIES                           $     --           $     --

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.001 par value:
   10,000,000 shares authorized, 0 outstanding
  Common stock, $0.001 par value:
   50,000,000 shares authorized,
   2,300,000 shares issued and outstanding
   as of 6/30/2007 and 12/31/2006                          2,300              2,300
  Paid-in Capital                                         10,300             10,300
  Deficit                                                 (6,235)              (735)
                                                        --------           --------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                       6,365             11,865
                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $  6,365           $ 11,865
                                                        ========           ========


                        See Notes to Financial Statements

                               LEE FINE ARTS, INC.

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                        Six Months Ended                    Years Ended
                                            June 30,                        December 31,
                                   --------------------------       ---------------------------
                                      2007            2006             2006             2005
                                   ----------      ----------       ----------       ----------
REVENUE                            $       --      $       --       $       --       $       --
                                   ----------      ----------       ----------       ----------
Total Revenue                              --              --               --               --

EXPENSES
  Professional Expense                  5,500              --              700               --
  General & Admin Exps                     --              --               35               --
                                   ----------      ----------       ----------       ----------
  Operating Expense                     5,500              --              735               --
                                   ----------      ----------       ----------       ----------

OPERATING INCOME (LOSS)                (5,500)             --             (735)              --

OTHER INCOME (EXPENSE)                     --              --               --               --

Current Income Tax                         --              --               --               --
Income Tax Benefit                         --              --               --               --
                                   ----------      ----------       ----------       ----------

NET INCOME (LOSS)                      (5,500)             --             (735)              --
                                   ==========      ==========       ==========       ==========

Basic and diluted earning
 (Loss) per Share                      (0.002)             --           (0.004)              --
                                   ----------      ----------       ----------       ----------

Weighted average number
 of common shares
 outstanding                        2,300,000          10,000          166,849           10,000

                        See Notes to Financial Statements

                               LEE FINE ARTS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                   Common Stock          Preferred Stock
                               ------------------      ------------------     Retained      Total
                               Shares      Amount      Shares      Amount     earnings      Equity
                               ------      ------      ------      ------     --------      ------
Balance at Dec. 31, 2004        10,000     $    10            0     $    0     $     0     $     10
                            ----------     -------    ---------     ------     -------     --------
Net income for year
 Ended Dec. 31, 2005                                                                 0           10
                            ----------     -------    ---------     ------     -------     --------
Balance at Dec. 31, 2005        10,000          10            0          0           0           10
                            ----------     -------    ---------     ------     -------     --------
Common stock issued for
 inventory & rights          2,000,000       2,400                                            2,400

Common stock issued
 to shareholders of
 former parent                  25,000          25                                               25

Common stock issued
 to creditors of
 former parent                 175,000         175                                              175

Cancellation of
 common stock                  (10,000)        (10)                                             (10)

Preferred stock issued
 for services                                           100,000        100

Conversion of preferred
 stock to common stock         100,000      10,000     (100,000)      (100)                  10,000

Net loss for year
Ended Dec. 31, 2006                                                               (735)        (735)
                            ----------     -------    ---------     ------     -------     --------
Balance, Dec. 31, 2006       2,300,000      12,600            0          0        (735)     (11,855)
                            ----------     -------    ---------     ------     -------     --------
Net loss for period
 Ended June 30, 2007                                                            (5,500)      (5,500)
                            ----------     -------    ---------     ------     -------     --------

Balance, June 30, 2007       2,300,000    $12,600            0     $    0      $(6,235)    $ (6,355)
                            ==========    =======    =========     ======      =======     ========

                        See Notes to Financial Statements

                               LEE FINE ARTS, INC.

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                   Six Months Ended               Years Ended
                                                        June 30,                    Dec. 31,
                                                -----------------------      ----------------------
                                                  2007           2006          2006          2005
                                                --------       --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                             $ (5,500)      $     --      $   (735)     $     --
                                                --------       --------      --------      --------
  Adjustments to reconcile net income (loss)
   to net cash (used in) operations
  Changes in operating assets and liabilities         --             --            --            --
                                                --------       --------      --------      --------
NET CASH PROVIDED BY (USED IN) OPERATIONS         (5,500)            --          (735)           --

CASH FLOWS FROM INVESTING ACTIVITIES                  --             --            --            --
                                                --------       --------      --------      --------
NET CASH PROVIDED BY INVESTING ACTIVITIES             --             --            --            --

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issuance                                 --             --        10,000            --
                                                --------       --------      --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES             --             --        10,000            --
                                                --------       --------      --------      --------
NET INCREASE (DECREASE)                           (5,500)            --         9,265            --
                                                --------       --------      --------      --------
CASH BEGINNING OF PERIOD                           9,265             --            --            --
                                                --------       --------      --------      --------
CASH END OF PERIOD                              $  3,765       $     --      $  9,265      $     --
                                                ========       ========      ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
  Interest paid                                 $     --       $     --      $     --      $     --
                                                --------       --------      --------      --------
  Income taxes paid                             $     --       $     --      $     --      $     --
                                                --------       --------      --------      --------

                        See Notes to Financial Statements

                               LEE FINE ARTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
              June 30, 2007 and 2006 and December 31, 2006 and 2005


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

                               LEE FINE ARTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
              June 30, 2007 and 2006 and December 31, 2006 and 2005


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

G. STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to account for employee stock

                               LEE FINE ARTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
              June 30, 2007 and 2006 and December 31, 2006 and 2005


options using the intrinsic value method under APB 25. By making that election, the Company is required by SFAS 123 to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.

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

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). The provisions of SFAS No. 155 will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. SFAS No. 155 amends

                               LEE FINE ARTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
              June 30, 2007 and 2006 and December 31, 2006 and 2005


FASB SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets". This Statement: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No.133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends SFAS No.140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company is currently evaluating the impact of adopting SFAS No. 155.

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

                               LEE FINE ARTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
              June 30, 2007 and 2006 and December 31, 2006 and 2005


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

NOTE 5. STOCKHOLDERS' EQUITY

A. COMMON STOCK

The authorized common stock of the Company consists of 50,000,000 shares with $0.001 par value. As of December 31, 2006, and as of June 30, 2007, there were a total of 2,300,000 common shares issued and outstanding.

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be

                               LEE FINE ARTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
              June 30, 2007 and 2006 and December 31, 2006 and 2005


accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable

The following stock issuances took place pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court:

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

As a result of these issuances there were 2,300,000 common shares issued and outstanding on December 31, 2006 and also on June 30, 2007.

B. PREFERRED STOCK

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001 per share.

On December 4, 2006, the Company confirmed 100,000 shares of preferred stock which was converted into 100,000 shares of common stock on December 4, 2006. The preferred shares had been awarded by the Court as a "success fee" upon confirmation of the Plan of Reorganization.

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

NOTE 7. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

                               LEE FINE ARTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
              June 30, 2007 and 2006 and December 31, 2006 and 2005


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

     Also pursuant to the Plan as confirmed by the Bankruptcy Court, Lee Fine Arts, Inc. acquired an inventory of fine art lithographs and the exclusive right to reproduce the original paintings of Elfred Lee, a noted artist. The inventory and reproduction rights are the Company's only assets apart from $3,765 in cash. Development of an efficient art sales organization can be a costly process and the art industry is highly competitive. Management has concluded that the Company does not have the resources to complete in this market.

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

LIQUIDITY.

     As of June 30, 2007, we had assets of $6,365 consisting of our inventory (valued at $1,600), our rights (valued at $1,000), and cash of $3,765. As of June 30, 2007 we had no liabilities. As of December 31, 2006, our last year end, we had cash of $9,265.

     We had no revenues during 2005 or 2006 and we had no revenues during the six month period ended June 30, 2007, and we have no prospect of significant revenues unless we complete a merger or acquisition with a revenue producing entity, of which there can be no assurance. We had a loss for the year ended December 31, 2006 of $735 and a loss for the six month period ended June 30, 2007 of $5,500, and we have the prospect of continued losses unless we complete a merger or acquisition with a profitable entity, of which there can be no assurance.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 2 - CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

     None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

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

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

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

Date: August 13, 2007              LEE FINE ARTS, INC.


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