Form 10QSB
period 2007-09-30
Lee Fine Arts, Inc.
filed 2007-11-19
CIK 1395201

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2007

Commission File Number: 000-52564

LEE FINE ARTS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

51-0588752

(IRS Employer Identification No.)

10 Universal City Plaza

Suite 1950

Universal City, CA

(Address of principal place of business)

91608

(Zip Code)

1-800-218-5520

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 14, 2007, was 2,300,000 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ Yes [__] No

PART I

ITEM 1.	FINANCIAL STATEMENTS.

LEE FINE ARTS, INC.

BALANCE SHEETS

(unaudited)

	As of September 30, 2007	As of December 31, 2006

ASSETS

Current Assets
Cash	$—	$9,265
Inventory	—	1,600

Total Current Assets	—	10,865

Other Assets
Reproduction Rights to Paintings	—	1,000

Total Other Assets	—	1,000

TOTAL ASSETS	$0	$11,865

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

TOTAL LIABILITIES	$—	$—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 2,300,000 shares Issued and outstanding as of 6/30/2007 and 12/31/2006	2,300	2,300
Paid-in Capital	10,300	10,300
Deficit	(12,600)	(735)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT0	—	11,865

TOTAL LIABILTIES AND STOCKHOLDERS’ EQUITY	$—	$11,865

See Notes to Financial Statements.

LEE FINE ARTS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period Form Inception Through September 30,
	2007	2006	2007	2006	2007

REVENUE	$—	$—	$—	$—	$—

Total Revenue	$—	$—	$—	$—	$—

EXPENSES
Professional Expense	3,765	—	9,265	—	9,965
General & Administrative Expense	2,600	—	2,600	—	2,635

Total Expenses	6,365	—	11,865	—	12,600

OPERATING INCOME (LOSS)	(6,365)	—	(11,865)	—	(12,600)

OTHER INCOME (EXPENSE)	—	—	—	—	—

Current Income Tax	—	—	—	—	—
Income Tax Benefit	—	—	—	—	—

NET INCOME (LOSS)	$(6,365)	$—	(11,865)	$—	$(12,600)

Basic and diluted earning (Loss) per Share	$(0.003)	$—	$(0.005)	$—

Weighted average number of common shares outstanding	2,300,000	10,000	2,300,000	10,000

See Notes to Financial Statements.

LEE FINE ARTS, INC.

STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30		For the Period From Inception Through September 30
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(11,865)	$—	$(12,600)

Adjustments to reconcile net income (loss) to net cash (used in) operations:
Changes in operating assets and liabilities	2,600	—	2,600
Net cash provided by (used in) operations
		—
Cash Flows From Investing Activities	—	—	—
Net cash provided by investing activities	—	—	—

Cash Flows From Financing Activities
Common stock issuance	—	—	10,000
Net cash provided by financing activities	—	—	10,000

Net increase (decrease)	(9,265)	—	—

Cash beginning of period	9,265	—	—

Cash end of period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

See Notes to Financial Statements.

LEE FINE ARTS, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 1. NATURE OF BUSINESS

Lee Fine Arts, Inc. (“the Company” or “the Issuer”) was organized under the laws of the State of Nevada on December 8, 1998 under the name Composite Solutions, Inc. The name was changed to Lee Fine Arts, Inc. by an amendment to the articles of incorporation filed on April 28, 2006. From inception until October 2004, the Company was involved in providing consulting services on the use of high technology products and processes to the construction industry.

As a result of the Chapter 11 bankruptcy of the Company’s parent, the Company entered into a new business on December 4, 2006. On that date the Company acquired an inventory of lithographs and the reproduction rights to the paintings of Elfred Lee. Because management believed that the Company lacked the resources to effectively market these lithographs, on September 17, 2007, the Company reassigned the reproduction rights and relinquished the art lithograph inventory back to Elfred Lee. As a result thereof, the Company can be defined as a “shell” company and, as such, has changed its business plan to that of seeking to acquire assets or shares of an entity actively engaged in business in exchange for its securities.

NOTE 2. BACKGROUND OF THE COMPANY

The Company was originally established as a wholly owned subsidiary of Composite Solutions, Inc. (“Composite Parent”), a company which at the time was a publicly traded Florida corporation engaged in the business of developing and integrating high technology products and processes for sale to the construction industry.

On October 1, 2004 Composite Parent became insolvent and both Composite Parent and its subsidiary, the Company, ceased all operations. On October 11, 2004, Composite Parent filed a voluntary petition for bankruptcy under Chapter 7. The case was voluntarily dismissed on November 18, 2004, and on May 5, 2005. Composite Parent filed a voluntary petition for bankruptcy under Chapter 11. The Company was not party to these actions.

Pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court on December 4, 2006, the Company was spun off from Composite Parent, appointed new management, and acquired the inventory of lithographs. These actions were completed on December 4, 2006.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

LEE FINE ARTS, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share,” which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective February 1997.

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

D. CASH AND CASH EQUIVALENT

For the Balance Sheet and Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.

LEE FINE ARTS, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

E. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of businesses acquired over the fair value of the identifiable net assets at the date of acquisition. Goodwill and intangible assets acquired in a purchase or business combination and determined to have indefinite useful lives are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate, the carrying amount may be impaired per Statement of Financial Accounting Standards, No.142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value is determined using a discounted cash flow analysis. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

LEE FINE ARTS, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

G. STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to account for employee stock options using the intrinsic value method under APB 25. By making that election, the Company is required by SFAS 123 to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.

H. INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “ACCOUNTING FOR INCOME TAXES.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

I. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47 “ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS--AN INTERPRETATION OF FASB STATEMENT NO. 143” (“FIN No. 47”). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005.

We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.

LEE FINE ARTS, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

I. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2005, the FASB issued SFAS No. 154, “ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB NO. 20 AND FASB STATEMENT NO. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “ACCOUNTING CHANGES,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The provisions of SFAS No. 155 will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. SFAS No. 155 amends FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No.140”). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No.133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends SFAS No.140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company is currently evaluating the impact of adopting SFAS No. 155.

LEE FINE ARTS, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

I. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140” (“SFAS No. 156”). An entity shall adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date that an entity adopts the requirements of this Statement. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: a) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations, b) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, c) permits an entity to choose between two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, d) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, and e) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is currently evaluating the impact of adopting SFAS No. 156.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN No. 48 will be effective for the Company beginning in the March 2007 quarter, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48.

LEE FINE ARTS, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

I. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 provides different effective dates for the recognition and related disclosure provisions and for the required change to a fiscal year-end measurement date. Also, the effective date of the recognition and disclosure provisions differs for an employer that is an issuer of publicly traded equity securities from one that is not. For purposes of this Statement, an employer is deemed to have publicly traded equity securities if any of the following conditions is met: a) the employer has issued equity securities that trade in a public market, which may be either a stock exchange (domestic or foreign) or an over-the-counter market, including securities quoted only locally or regionally, b) the employer has made a filing with a regulatory agency in preparation for the sale of any class of equity securities in a public market, or c) the employer is controlled by an entity covered by (a) or (b). An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. Application as of the end of an earlier fiscal year is encouraged; however, early application shall be for all of an employer’s benefit plans. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position (paragraphs 5, 6, and 9) shall be effective for fiscal years ending after December 15, 2008, and shall not be applied retrospectively. Earlier application is encouraged; however, early application shall be for all of an employer’s benefit plans. An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan (paragraph 4) and the disclosure requirements (paragraph 7) as of the end of the fiscal year ending after December 15, 2006.

The Company is currently evaluating the impact of adopting SFAS No. 158.

LEE FINE ARTS, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 4. GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

Management plans to seek a merger or acquisition target with adequate funds to support operations. Management has yet to identify a merger or acquisition target, and there is no guarantee that the Company will be able to identify such a target business in the future.

NOTE 5. STOCKHOLDERS’ EQUITY

A. COMMON STOCK

The authorized common stock of the Company consists of 50,000,000 shares with $0.001 par value. As of December 31, 2006, and as of September 30, 2007, there were a total of 2,300,000 common shares issued and outstanding.

Transactions, other than employees’ stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees’ stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

The following stock issuances took place pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court:

On December 4, 2006, the Company acquired the reproduction rights to the paintings of Elfred Lee as well as an inventory of his lithography in exchange for 2,000,000 common shares valued at $ 2,600 or $ .0013 per share. Thereafter, on September 17, 2007, the Company reassigned the reproduction rights and relinquished the art lithograph inventory back to Elfred Lee and charged $2,600 against administrative expense.

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

LEE FINE ARTS, INC.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 5. STOCKHOLDERS’ EQUITY (Continued)

A. COMMON STOCK (Continued)

As a result of these issuances there were 2,300,000 common shares issued and outstanding on December 31, 2006 and also on September 30, 2007.

B. PREFERRED STOCK

The authorized preferred stock of the Company consists of 10,000,000 shares with a par value of $0.001 per share.

On December 4, 2006, the Company confirmed 100,000 shares of preferred stock which was converted into 100,000 shares of common stock on December 4, 2006. The preferred shares had been awarded by the Court as a “success fee” upon confirmation of the Plan of Reorganization.

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

NOTE 7. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. Effective December 4, 2006, the Company acquired an inventory of fine art lithographs and the exclusive right to reproduce the original paintings of Elfred Lee, a noted artist and former Director and Chief Executive Officer of the Company in exchange for issuance of Common Stock of the Company. Management determined that because the art industry is highly competitive, it did not have the resources to develop an efficient art sales organization to promote, distribute and sell the art lithographs. Consequently, the Company reassigned the reproduction rights and relinquished the art lithograph inventory back to Elfred Lee on September 17, 2007 and charged $2,600 of expense to administrative expense.

NOTE 8. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on, our behalf. We disclaim any obligation to update forward-looking statements.

Lee Fine Arts, Inc. (“we,” “our,” or the “Company”) was incorporated on December 8, 1998 under the laws of the State of Nevada and under the name of Composite Solutions, Inc. The Company’s purpose was to provide consulting services on the use of high technology products and processes to the construction industry in general and to the earthquake retrofit industry in particular. The Company was a wholly owned subsidiary of Composite Solutions, Inc., a company which at that time was a publicly traded Florida corporation engaged in the business of developing and integrating high technology products and processes for sale to the construction industry. The Company amended its Articles of Incorporation on April 28, 2006 to change its name to its current name, Lee Fine Arts, Inc.

On October 1, 2004, the Company’s parent, Composite Solutions, Inc. (“Composite Parent”), became insolvent and both Composite parent and the Company, as its subsidiary, ceased all operations. On October 11, 2004, Composite Parent filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. The bankruptcy case was voluntarily dismissed on November 18, 2004, and on May 5, 2005, Composite Parent filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of California (Case No. 05-04045).

On December 4, 2006, the Bankruptcy Court confirmed the Plan of Reorganization (the “Plan”) proposed by Composite Parent and, pursuant to the Plan, all creditors of Composite Parent were paid their pro rata share of a pool of cash and their pro rata share of a pool of shares of common stock in Composite Parent.

Also pursuant to the Plan, the Company was “spun off” and all creditors of Composite parent received their pro rata share of a pool of 175,000 shares of Common Stock of the Company, while all old shareholders of Composite Parent received their pro rata share of a pool of 25,000 shares of Common Stock of the Company. The shares were issued pursuant to section 1145 of the Bankruptcy Code and are exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local laws requiring registration for an officer or sale of securities. As a result of these issuances, Composite parent no longer held any shares in the Company.

Also, effective December 4, 2006, the Company acquired an inventory of fine art lithographs and the exclusive right to reproduce the original paintings of Elfred Lee, a noted artist and former Chief Executive Officer of the Company in exchange for issuance of Common Stock of the Company. Management determined that because the art industry is highly competitive, it did not have the resources to develop an efficient art sales organization to promote, distribute and sell the art lithographs. Consequently, the Company reassigned the reproduction rights and relinquished the art lithograph inventory back to Elfred Lee.

The Company can be defined as a “shell” company, being an entity which is generally described as having no or nominal operations and with no or nominal assets. Our purpose, described more fully below, is to negotiate and consummate merger or acquisition with an operating entity which will bring greater value to our shareholders.

We generated no revenues during the nine month period ended September 30, 2007. Our management anticipates that we will not generate any significant revenues until we accomplish our business objective of merging with a non-affiliated entity or acquiring assets from the same.

Plan of Operation

Lee Fine Arts, Inc. (“we,” “our,” or the “Company”) intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for our securities. As of the date of this report, our management has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement with any third party relevant thereto. In the event we do not enter into an agreement with such a third party, our Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that audited financial statements would be provided within specified time parameters. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

We have no full time employees. Our Chief Executive Officer and Chief Financial Officer and our Secretary have agreed to allocate a portion of their time to our business, without compensation. These officers anticipate that our business plan can be implemented by their devoting approximately 20 hours per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

Because we presently have nominal overhead and no other material financial obligations, we believe that our short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash as may be necessary to cover these incidental expenses.

There are no assurances whatsoever that any additional cash will be made available to us through any means.

Liquidity and Capital Resources

We presently have no cash or cash equivalents. We are dependent upon our current officers and directors to meet any minimal costs that we may incur. Our officers and directors have agreed to provide the necessary funds, without interest, for us to comply with the requirements of the Securities Act of 1934, as amended. Because we are not required to pay rent or salaries to any of our officers or directors, we believe that such advancements will enable us to continue operations through the foreseeable future.

We had no revenues during the nine-month period ended September 30, 2007, and we have no prospect of significant revenues unless we complete a merger or acquisition with an operating entity, of which there can be no assurance. We had a loss for the year ended December 31, 2006 of $735 and a loss for the nine-month period ended September 30, 2997 of $9,265, and we will continue to incur losses unless and until we complete our business objective of merging with a non-affiliated entity or acquiring assets from the same.

Our securities are currently not liquid. Although our Common Stock is listed on the OTC Bulletin Board, there is not currently an active trading market in our shares nor do we believe that any active trading market has existed for several years. It is not anticipated that any market will develop in our securities until such time as we successfully implement our business plan of engaging in a business opportunity, either by merger or acquisition of assets. In the event an active trading market commences, there can be no assurance as to the market price of our shares of Common Stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

ITEM 3.	CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this quarterly report on Form 10-QSB, we carried out an evaluation, under supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no changes in internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS – None.

ITEM 2.	CHANGES IN SECURITIES – None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS –

None

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K -

(a)	Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

We did not file any reports on Form 8-K during the nine-month period ended September 30, 2007.

Subsequent Event:

On November 14, 2007, we filed a Form 8-K reporting the disposition of certain reproduction rights and inventory of lithographic art works to Elfred Lee, the Company’s former president and Chief Executive Officer, effective September 17, 2007. No consideration was received by the Company as a result of such disposition. The Form 8-K also reported the purchase of 2,100,000 shares of the Company’s issued and outstanding Common Stock by Gary Clark and Charles Volk representing approximately 91.3% of the issued and outstanding Common Stock of the Company, also effective September 17, 2007, resulting in a change in control of the Company and the resignations of Elfred Lee and Martha Lee as officers and directors of the Company and the appointment of Gary Clark, Charles Volk and Charles Lamberson as Directors of the Company and the appointing of Gary Clark as Chief Executive Officer and Chief Financial Officer of the Company and Charles Lamberson as Secretary of the Company, all such resignations and appointments being effective September 17, 2007.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2007	LEE FINE ARTS, INC. (Registrant) By:_s/Gary Clark____________________________ Gary Clark, Chief Executive Officer