Form 10-Q/A
period 2007-09-30
COMMERCE HOLDINGS, INC.
filed 2008-11-26
CIK 1395201

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A1

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2007

Commission File Number: 000-52564

COMMERCE HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

51-0588752

(IRS Employer Identification No.)

10 Universal City Plaza

Suite 1950

Universal City, CA

(Address of principal place of business)

91608

(Zip Code)

1-800-218-5520

(Issuer’s Telephone Number)

LEE FINE ARTS, INC.

(Former name, former address and former fiscal year, if changed since last report)

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

           The following financial statements have not been reviewed by an independent public accountant as required by Item 310(b) of Regulation S-B.

LEE FINE ARTS, INC.

BALANCE SHEETS

(unaudited)

	As of September 30, 2007	As of December 31, 2008

ASSETS

Current Assets
Cash	$ -	$ 9,265
Inventory	-	1,600

Total Current Assets	-	10,865

Other Assets
Reproduction Rights to Paintings	-	1,000

Total Other Assets	-	1,000

TOTAL ASSETS	$ 0	$ 11,865

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

TOTAL LIABILITIES	$ -	$ -

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 0 outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 2,300,000 shares Issued and outstanding as of 6/30/2007 and 12/31/2006	2,300	2,300
Paid-in Capital	10,300	10,300
Deficit	(12,600)	(735)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT0	-	11,865

TOTAL LIABILTIES AND STOCKHOLDERS’ EQUITY	$ -	$ 11,865

See Notes to Financial Statements.

LEE FINE ARTS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period Form Inception Through September 30,
	2007	2006	2007	2006	2007

REVENUE	$ -	$ -	$ -	$ -	$ -

Total Revenue	$ -	$ -	$ -	$ -	$ -

EXPENSES
Professional Expense	3,765	-	9,265	-	9,965
General & Administrative Expense	-	-	-	-	35

Total Expenses	3,765	-	9,265	-	10,000

OPERATING INCOME (LOSS)	(3,765)	-	(9,265)	-	(10,000)

OTHER INCOME (EXPENSE)	-	-	-	-	-

Current Income Tax	-	-	-	-	-
Income Tax Benefit	-	-	-	-	-

NET INCOME (LOSS)	$ (3,765)	$ -	$ (9,265)	$ -	$ (10,000)

Basic and diluted earning (Loss) per Share	$ (0.002)	$ -	$ (0.004)	$ -

Weighted average number of common shares outstanding	2,300,000	10,000	2,300,000	10,000

See Notes to Financial Statements.

LEE FINE ARTS, INC.

STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30		For the Period From Inception Through September 30
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ (9,265)	$ -	$ (10,000)

Adjustments to reconcile net income (loss) to net cash (used in) operations:
Changes in operating assets and liabilities	-	-	-
Net cash provided by (used in) operations
		-
Cash Flows From Investing Activities	-	-	-
Net cash provided by investing activities	-	-	-

Cash Flows From Financing Activities
Common stock issuance	-	-	10,000
Net cash provided by financing activities	-	-	10,000

Net increase (decrease)	(9,265)	-	-

Cash beginning of period	9,265	-	-

Cash end of period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 26, 2008	COMMERCE HOLDINGS, INC., f/k/a LEE FINE ARTS, INC. (Registrant) By:s/Gary Clark____________________ Gary Clark, Chief Executive Officer